Form 10-K
period 2005-12-31
GE Commercial Mortgage Corp Series 2005-C2
filed 2006-03-29
CIK 1325824

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-114525-03

        GE Commercial Mortgage Corporation
        (as Depositor under the Pooling and Servicing Agreement, dated as of May 1, 2005, providing for the issuance of Commercial Mortgage Pass-Through Certificates, Series 2005-C2)


     (Exact name of registrant as specified in its charter)


    Delaware                                          02-0666931
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                    Identification No.)



   292 Long Ridge Road
   Stamford, CT                               06927
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (203) 357-4000

  GE Commercial Mortgage Corporation
  Commercial Mortgage Pass-Through Certificates
  Series 2005-C2

  (Title of each class of securities covered by this form)


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the pooling and servicing agreement for the GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C2 (the "Trust"), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 51.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) GEMSA Loan Services, L.P., as Servicer <F1>
      b) LNR Partners, Inc. (formerly known as Lennar Partners, Inc.), as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Master Servicer for the General Motors
         Building loan, Loews Miami Beach loan and the Wellpoint Office Tower loan <F1>



     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) GEMSA Loan Services, L.P., as Servicer <F1>
      b) LNR Partners, Inc. (formerly known as Lennar Partners, Inc.), as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Master Servicer for the General Motors
         Building loan, Loews Miami Beach loan and the Wellpoint Office Tower loan <F1>



     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) GEMSA Loan Services, L.P., as Servicer <F1>
      b) LNR Partners, Inc. (formerly known as Lennar Partners, Inc.), as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Master Servicer for the General Motors
         Building loan, Loews Miami Beach loan and the Wellpoint Office Tower loan under the pooling and servicing agreement for the COMM 2005-LP5 Commercial Mortgage Pass-Through
         Certificates <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) The exhibits required to be filed by registrant pursuant to Item 601 of Regulation S-K are listed in (a) above.

   (c) Not applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    GE Commercial Mortgage Corporation, as depositor
    (Registrant)



    By: /s/ Daniel J. Smith

    Daniel J. Smith
    President and Chief Executive Officer


  Dated:  March 28, 2006

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

  (a)(i) No annual report is provided to the Certificateholders.

  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  GE Commercial Mortgage Corporation
  Trust, Series 2005-C2 (the "Trust")

  I, Daniel J. Smith, certify that:

  1. I have reviewed this annual report on Form 10 K, and all reports on Form 8 K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer and the special servicer under the pooling and servicing agreement is included in these reports;

  4. I am responsible for reviewing the activities performed by the servicer and the special servicer under the pooling and servicing agreement and based upon my knowledge and the annual compliance review required under the pooling and servicing agreement, and except as disclosed in the reports, the servicer and special servicer have fulfilled their obligations under the pooling and servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's or special servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     GEMSA Loan Services, L.P., as Servicer, LNR Partners, Inc. (formerly known as Lennar Partners, Inc.), as Special Servicer, Wells Fargo Bank, N.A., as Trustee and the other servicers of mortgage loans included in the Trust.



     Date:  March 28, 2006

     /s/ Daniel J. Smith
     Signature

     President and Chief Executive Officer
     Title


  EX-99.1 (a)

(logo)
KPMG

KPMG LLP
700 Louisiana Street
Houston, TX 77002




Independent Accountants' Report



The Partners
GEMSA Loan Services, L.P.


We have examined management's assertion, included in the accompanying Management Assertion, that GEMSA Loan Services, L.P. (the Partnership) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.I., which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans as of and for the year ended December31, 2005. Management is responsible for the Partnership's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Partnership's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Partnership's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Partnership's compliance with the minimum servicing standards.

In our opinion, management's assertion that GEMSA Loan Services, L.P. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ KPMG LLP

February 27, 2006




KPMG LLP. a US limited liability partnership in the US member firm of KPMG International a Swiss Cooperative





  EX-99.1 (b)

(logo) ERNST & YOUNG
* Ernst & Young LLP
  Suite 3900
  200 South Biscayne Boulevard
  Miami, Florida 33131-5313

* Phone: (305) 358-4111
  www.ey.com



Report of Independent Certified Public Accountants

To LNR Partners, Inc.

We have examined management's assertion, included herein, that LNR Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ Ernst & Young LLP


March 3, 2006




A Member Practice of Ernst & Young Global

(page)


Mortgage Bankers Association of America

Uniform Single Attestation Program for Mortgage Bankers

Minimum Servicing Standards Applicable to
LNR Partners, Inc. as Special Servicer for

GECMC 2005-C2



                                                                        Not
Minimum Servicing Standards                              Applicable  Applicable

I.   Custodial Bank Accounts

1.   Reconciliations shall be prepared on a monthly
     basis for all custodial bank accounts and related                    X
     bank clearing accounts.

2.   Funds of the servicing entity shall be advanced in
     cases where there is an overdraft in an investor's                   X
     or a mortgagor's account.

3.   Each custodial account shall be maintained at a
     federally insured depository institution in trust                    X
     for the applicable investor.

4.   Escrow funds held in trust for a mortgagor shall be
     returned to the mortgagor within thirty (30)                         X
     calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1.   Mortgage payments shall be deposited into the
     custodial bank accounts and related bank clearing                    X
     accounts within two business days of receipt.

2.   Mortgage payments made in accordance with the
     mortgagor's loan documents shall be posted to the                    X
     applicable mortgagor records within two business days of receipt.

3.   Mortgage payments shall be allocated to principal,
     interest, insurance, taxes or other escrow items in      X
     accordance with the mortgagor's loan documents.

4.   Mortgage payments identified as loan payoffs shall
     be allocated in accordance with the mortgagor's          X
     loan documents.


1

(page)


                                                                         Not
Minimum Servicing Standards                              Applicable  Applicable

III. Disbursements

1.   Disbursements made via wire transfer on behalf of
     a mortgagor or investor shall be made only by                        X
     authorized personnel.

2.   Disbursements made on behalf of mortgagor or
     investor shall be posted within two business days                    X
     to the mortgagor's or investor's records maintained by the servicing entity.

3.   Tax and insurance payments shall be made on or
     before the penalty or insurance policy expiration
     dates, as indicated on tax bills and insurance
     premium notices, respectively, provided that such                    X
     support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4.   Any late payment penalties paid in conjunction
     with the payment of any tax bill or insurance
     premium notice shall be paid from the servicing                      X
     entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omision.

5.   Amounts remitted to investors per the servicer's
     investor reports shall agree with canceled checks,                   X
     or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent                  X
     unauthorized access.

IV.  Investor Accounting and Reporting

1.   The servicing entity's investor reports shall agree
     with or reconcile to investos' records on a monthly      X
     basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting

1.   The servicing entity's mortgage loan records shall
     agree with, or reconcile to, the records of                          X
     mortgagors with respect to the unpaid principal balance on a monthly basis.

2.   Adjustments on ARM loans shall be computed based on                  X
     the related mortgage note and any ARM rider.

3.   Escrow accounts shall be analyzed, in accordance
     with the mortgagor's loan documents, on at least an                  X
     annual basis.


2

(page)


                                                                         Not
Minimum Servicing Standards                              Applicable  Applicable

V.   Mortgagor Loan Accounting (continued)

4.   Interest on escrow accounts shall be paid, or
     credited, to mortgagors in accordance with the
     applicable state laws. (A compilation of state laws                  X
     relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON
     DEMAND service. For more information, contact MBA.)

VI.  Delinquencies

1.   Records documenting collection efforts shall be
     maintained during the period a loan is in default
     and shall be updated at least monthly. Such records
     shall describe the entity's activities in monitoring     X
     delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

1.   A fidelity bond and errors and omissions policy shall
     be in effect on the servicing entity throughout the      X
     reporting period in the amount of coverage represented to investors in management's assertion.




3



  EX-99.1 (c)

(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
1100 Walnut Street
Kansas City, MO 64106
USA

Tel: +1 816 474 6180
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
The PNC Financial Services Group, Inc.

We have examined management's assertion that Midland Loan Services, Inc. ("MLS"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 17, 2006. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.

In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects, based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP

February 17, 2006



Member of
Deloitte Touche Tohmatsu


[PAGE]

(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.



MIDLAND LOAN SERVICES, INC


/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
 Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer


February 17, 2006



A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F

[PAGE]

MIDLAND LOAN SERVICES, INC.


APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * Be mathematically accurate
        * Be prepared within forty-five (45) calendar days after the cutoff date
        * Be reviewed and approved by someone other than the person who prepared the reconciliation
        * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

[PAGE]

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

[PAGE]

Exhibit A


Wells Fargo Bank, N.A.

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-3

Banc of America Commercial Mortgage Inc.(F/K/A N-Link 99-3), Commercial Mortgage Pass-Through Certificates, Series 2000-1

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HS2

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-AFR

CBA Commercial Assets LLC, Small Balance commercial Mortgage Pass-Through Certificates, Series 2004-1

CBA Commercial Assets LLC, Small Balance Commercial Mortgage Pass-Through Certificates, Series 2005-1

Citigroup Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Column Canada Issuer Corporation, Multi-Class Pass-Through Certificates, Series 2003-WEM

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Credit Suisse First Boston, Commercial Mortgage Pass-Through Certificates, Series 2005-TFL3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-FL1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK6

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CP4

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-FL 1

Credit Suisse First Boston Mortgage Securities Corp., Commecial Mortgage Pass-Through Certificates, Series 2002-CKP1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP5

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5

[PAGE]

Exhibit A


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-TFL1

Credit Suisse First Boston Mortgage Securities Corp., Commerical Mortgage Pass-Through Certifcates, Series 2004-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Deutche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C6

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-CF1

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-STF1

DLJ Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-CG1

GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C4

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C1

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Mortgage Pass-Through Certificates, Series 2001-CIBC2

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-KP

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CIBC4

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-FL1

[PAGE]

Exhibit A


J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 2004-FL1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-PM1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-CIBC8

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC13

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-FL1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Merril Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 14

Merril Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-MCP1

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-Canada 6

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 12

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 15

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 16

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 17

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-XL2

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ4

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass Through Certificates, Series 2003-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8 (sub)

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

[PAGE]

Exhibit A


NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-1

NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-2

PNC Commercial Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1999-CM1

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Real Estate Asset Liquidity Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2

TD Bank Securities CMO, Commercial Mortgage Pass-Through Certificates, Schooner Trust Series 2004-CCF1



  EX-99.2 (a)

(logo) GEMSA Loan Services, L.P.

1500 City West Boulevard, Suite 200 * Houston, TX 77042 * (713) 458-7200 *
(800) 456.1443 * Fax (866) 804-3523
www.gemsals.com


Management Assertion


As of and for the year ended December 31, 2005, GEMSA Loan Services. L.P. complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and Vl.l., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. For the period from January 1, 2005 to July 31, 2005, GEMSA Loan Services, L.P. had in effect a fidelity bond and errors and omissions policy the amount of $45,000,000. For the period from August 1, 2005 to December 31, 2005, GEMSA Loan Services, L.P. had in effect a fidelity bond and error and omissions policy in the amount of $55,000,000.



/s/ Joseph F. Beggins
Joseph F. Beggins
Chief Executive Officer

2/27/06
Date

/s/ Robert W. Bailey
Robert W. Bailey
Chief Financial Officer

2/27/06
Date




Atlanta * Boston * Houston * Minneapolis * Newport Beach * Seattle
A Joint Venture of G.E. Capital Real Estate and L.J. Melody & Company, a CB Richard Ellis Company



  EX-99.2 (b)

(logo) LNR
Partners, Inc.


March 13, 2006


Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention:   Corporate Trust Department

Re: Annual Independent Public Accountant's Servicing Report
    Pooling and Servicing Agreement
    GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates 2005-C2

To Whom It May Concern:

As of and for the year ended December 31, 2005, LNR Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, LNR Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LNR PARTNERS, INC.


/s/ Susan K. Chapman


Susan K. Chapman
Vice President


cc: GEMSA Loan Services, LP
    1500 Citywest Boulevard, Suite 200
    Houston, TX 77042
    General Counsel




1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601

(page)

GECCMC 2005-C2
March 13, 2006
Page 2


GE Commercial Mortgage Corporation
c/o General Electric Capital Corporation
125 Park Avenue, 10th Floor
New York, NY 10017
Capital Markets/Daniel Vinson

Bank of America Securities LLC
214 North Tryon Street
Charlotte, NC 28255
David Gertner

Deutsche Bank Securities
60 Wall Street
New York, NY 10005
Lainie Kaye

Citigroup Global Markets, Inc.
388 Greewich Street, 11th Floor
New York, NY 10013
Angela Vleck

JP Morgan Securities, Inc.
270 Park Avenue
New York, NY 10017
Steven Z. Schwartz

Merrill Lynch, Pierce, Fenner & Smith Incorporated
4 World Financial Center
New York, NY 10080
David Rodgers



  EX-99.2 (c)

(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.



MIDLAND LOAN SERVICES, INC


/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
 Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer


February 17, 2006



A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F

[PAGE]

MIDLAND LOAN SERVICES, INC.


APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * Be mathematically accurate
        * Be prepared within forty-five (45) calendar days after the cutoff date
        * Be reviewed and approved by someone other than the person who prepared the reconciliation
        * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

[PAGE]

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

[PAGE]

Exhibit A


Wells Fargo Bank, N.A.

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-3

Banc of America Commercial Mortgage Inc.(F/K/A N-Link 99-3), Commercial Mortgage Pass-Through Certificates, Series 2000-1

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HS2

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-AFR

CBA Commercial Assets LLC, Small Balance commercial Mortgage Pass-Through Certificates, Series 2004-1

CBA Commercial Assets LLC, Small Balance Commercial Mortgage Pass-Through Certificates, Series 2005-1

Citigroup Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Column Canada Issuer Corporation, Multi-Class Pass-Through Certificates, Series 2003-WEM

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Credit Suisse First Boston, Commercial Mortgage Pass-Through Certificates, Series 2005-TFL3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-FL1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK6

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CP4

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-FL 1

Credit Suisse First Boston Mortgage Securities Corp., Commecial Mortgage Pass-Through Certificates, Series 2002-CKP1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP5

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5

[PAGE]

Exhibit A


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-TFL1

Credit Suisse First Boston Mortgage Securities Corp., Commerical Mortgage Pass-Through Certifcates, Series 2004-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Deutche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C6

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-CF1

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-STF1

DLJ Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-CG1

GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C4

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C1

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Mortgage Pass-Through Certificates, Series 2001-CIBC2

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-KP

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CIBC4

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-FL1

[PAGE]

Exhibit A


J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 2004-FL1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-PM1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-CIBC8

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC13

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-FL1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Merril Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 14

Merril Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-MCP1

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-Canada 6

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 12

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 15

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 16

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 17

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-XL2

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ4

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass Through Certificates, Series 2003-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8 (sub)

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

[PAGE]

Exhibit A


NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-1

NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-2

PNC Commercial Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1999-CM1

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Real Estate Asset Liquidity Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2

TD Bank Securities CMO, Commercial Mortgage Pass-Through Certificates, Schooner Trust Series 2004-CCF1




  EX-99.3 (a)

(logo) GEMSA Loan Services, L.P.
A Joint Venture of GE Capital Real Estate and L.J. Melody & Company, a CB Richard Ellis Company


1500 City West Blvd., Suite 200
Houston, TX 77042
(713) 458-7200


March 7, 2006


VIA FEDERAL EXPRESS


Wells Fargo Bank, N.A., as Trustee
9062 Old Annapolis Road
Columbia, Maryland 21045
Attn: Corporate Trust Services
GECMC 2005-C2


Banc of America Securities LLC, as Underwriter
214 North Tyrone Street
Charlotte, North Carolina 28255
Attn: David Certer
Telecopy Number: (714) 386-1094

Deutsche Bank Securities Inc., as Underwriter
60 Wall Street
New York, New York 10005
Attn: Lainie Kaye
Telecopy Number: (212) 250-4579


J.P. Morgan Securities Inc., as Underwriter
270 Park Avenue
New York, New York 10017
Attn: Steven Z. Schwartz
Managing Director
Telecopy Number: (212) 834-6593


GE Commercial Mortgage Corporation, as
Depositor
c/o General Electric Capital Corporation
125 Park Avenue, 10th Floor
New York, New York 10017
Attn: Capital Markets/Daniel Vinson

Merrill Lynch, Pierce, Fenner & Smith
Incorporated, as Underwriter
4 World Financial Center
New York, New York 10080
Attn: David Rodgers
Telecopy Number: (212) 449-3658

Citigroup Global Markets, Inc., as Underwriter
388 Greenwich Street, 11th Floor
New York, New York 10013
Attn: Angela Vleck
Telecopy Number: (212) 816-8307

OFFICER'S CERTIFICATE

Re: Annual Statement as to Compliance
    GE Commercial Mortgage Corporation Commercial Mortgage Pass-Through Certificates Series 2005-C2

In accordance with Section 3.13 of the Pooling and Servicing Agreement dated as of May 1, 2005, entered into in connection with the above-referenced Certificates, the undersigned officer of GEMSA Loan Services, L.P., (the "Servicer") hereby certifies that (i) a review of the activities of the Servicer during the preceding calendar year and of its performance under the Agreement

(Page)

Officer's Certificate
March 7, 2006
Page 2


has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Servicer has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by it and has fulfilled in all material respects, its obligations under the Agreement throughout such year, and (iii) the Servicer has received no notice regarding qualification, or challenging the status of the Lower-Tier REMIC or the Upper-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.


/s/ Pat McEntee
Pat McEntee, Director, Portfolio Management, on behalf
of GEMSA Loan Services, L.P., in its capacity as Master

cc: Jeff Wagner
    Midland Loan Services, Inc., Master Servicer
    10851 Mastin
    Overland Park, KS 66210
    Re: COMM 2005-LP5

    Wells Fargo Bank, N.A., as Trustee
    9062 Old Annapolis Road
    Columbia, MD 21045-1951
    Re: GMAC 2005-Cl

    Wells Fargo Bank, N.A., as Trustee
    Wells Fargo Center
    Sixth Street & Marquette Ave.
    Minneapolis, MN 55479-0123
    Re: COMM 2005-C6

    LaSalle Bank National Association, as Trustee
    135 South LaSalle Street, Suite 1625
    Chicago, IL 60674-4107
    Re: GECMC 2005-C3



  EX-99.3 (b)

CERTIFICATE OF OFFICER
OF
LNR PARTNERS, INC

Pooling and Servicing Agreement dated as of May 1, 2005 (the "Agreement"), by and among GE Capital Commercial Mortgage Corporation, as Depositor,
GEMSA Loan Services, L.P., as Servicer, Wells Fargo Bank, N.A., as Trustee, and LNR Partners, Inc., as Special Servicer
(GECMC 2005-C2)


The undersigned, Susan K. Chapman, as Vice President of LNR Partners, Inc., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, hereby certifies on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 2005 and of its performance under the Agreement has been made under my supervision, (ii) to the best of my knowledge, based on such review, the Company has maintained an effective internal control system relating to its servicing of the Mortgage Loans and Serviced Whole Loans and it has fulfilled all of its obligations under the Agreement in all material respects throughout such period ended December 31, 2005 (iii) the Company has not received notice regarding qualification, or challenging the status, of the Lower-Tier REMIC or Upper-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2006.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President
LNR Partners, Inc.



  EX-99.3 (c)

(logo) MIDLANDLOANSERVICES

03/08/2006

Ms. Nikora Groomes
Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA 21045-1951

Via UPS
(410) 884-2020


Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5
Pooling and Servicing Agreement

OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.


/s/ Steven W. Smith
Steven W. Smith
Executive Vice President

3/8/06
Date


A member of The PNC Financial Services Group

10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965

www.midlandls.com 913 253 9000 T   913 253 9001 F










  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,330,875.55          4,301,774.74                 0.00              50,698,225.26
   A-1A                          12,831,596.02          1,379,865.01                 0.00             449,869,134.99
   A-2                            9,193,563.19                  0.00                 0.00             334,900,000.00
   A-3                            3,737,321.00                  0.00                 0.00             132,400,000.00
   A-4                           12,933,644.64                  0.00                 0.00             445,399,000.00
   A-AB                           2,053,995.37                  0.00                 0.00              72,362,000.00
   A-J                            4,402,719.93                  0.00                 0.00             149,131,000.00
   B                                416,994.97                  0.00                 0.00              13,981,000.00
   C                                907,018.21                  0.00                 0.00              30,292,000.00
   D                                492,102.87                  0.00                 0.00              16,311,000.00
   E                                782,536.49                  0.00                 0.00              25,632,000.00
   F                                506,373.46                  0.00                 0.00              16,312,000.00
   G                                651,002.81                  0.00                 0.00              20,971,000.00
   H                                506,342.43                  0.00                 0.00              16,311,000.00
   J                                651,033.86                  0.00                 0.00              20,972,000.00
   K                                256,420.71                  0.00                 0.00               9,321,000.00
   L                                192,294.90                  0.00                 0.00               6,990,000.00
   LR                                     0.00                  0.00                 0.00                       0.00
   M                                256,420.71                  0.00                 0.00               9,321,000.00
   N                                 64,098.30                  0.00                 0.00               2,330,000.00
   O                                192,294.90                  0.00                 0.00               6,990,000.00
   P                                128,224.11                  0.00                 0.00               4,661,000.00
   Q                                640,417.73                  0.00                 0.00              23,301,976.00
   R                                      0.00                  0.00                 0.00                       0.00
   X-C                              547,045.44                  0.00                 0.00           1,858,456,336.25
   X-P                            4,119,578.36                  0.00                 0.00           1,817,630,000.00